Form 10-Q
period 2012-01-31
China Rongxin Chemical Holding Group, Inc.
filed 2012-03-15
CIK 1500365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 000-54215

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
 (Exact name of registrant as specified in Charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

Room 2702, Building # 3 Machangjiaolu Hualixinhuashidai Jianghuanqu, Wuhan, Hubei, China	27517
(Address of principal executive offices)	(Zip Code)

(732) 409-1212
 (Registrant’s telephone number, including area code)

EUROPA ACQUISITION VI, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 14, 2012: 100,000 shares of common stock.

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
(f/k/a EUROPA ACQUISITION VI, INC.)

FORM 10-Q

January 31, 2012

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

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Rongxin Chemical Holding Group, Inc (f/k/a/ Europa Acquisition VI, Inc.) “SEC” refers to the Securities and Exchange Commission.

Item 1. Financial Statements.

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
(f/k/a EUROPA ACQUISITION VI, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2012 (UNAUDITED) AND JULY 31, 2011

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 30, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGES	F-5- F-10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

China Rongxin Chemical Holding Group, Inc.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current Assets
Prepaid Expense	$1,000	$-

Total Assets	$1,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$718	$8,560
Loan Payable Related Party	7,305	2,433
Total Liabilities	8,023	10,993

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000	100	100
and 100,000 issued and outstanding respectively
Additional paid-in capital	24,400	4,500
Deficit accumulated during the development stage	(31,523)	(15,593)
Total Stockholders' Deficiency	(7,023)	(10,993)

Total Liabilities and Stockholders' Deficiency	$1,000	$-

See Accompanying Notes to
Condensed Unaudited Financial Statements

China Rongxin Chemical Holding Group, Inc.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from July 30, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012

Operating Expenses
Professional fees	$4,019	$1,688	$10,869	$4,363	$21,862
Compensation Expense	600	-	1,500	-	6,100
General and Administrative Expense	2,311	1,800	3,561	1,800	3,561
Total Operating Expenses	6,930	3,488	15,930	6,163	31,523

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,930)	(3,488)	(15,930)	(6,163)	(31,523)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,930)	$(3,488)	$(15,930)	$(6,163)	$(31,523)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.03)	$(0.16)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	100,000	100,000	100,000	100,000

See Accompanying Notes to
Condensed Unaudited Financial Statements

China Rongxin Chemical Holding Group, Inc.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from July 30, 2010 (Inception) to January 31, 2012
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Common stock issued for services to founders ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000

Net loss for the one day period ended July 31, 2010	-	-	-	-	-	(2,250)	(2,250)

Balance, July 31, 2010`	-	-	100,000	100	900	(2,250)	(1,250)

In-Kind Contribution of Services	-	-	-	-	3,600	-	3,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(13,343)	(13,343)

Balance, July 31, 2011	-	-	100,000	100	4,500	(15,593)	(10,993)

In-Kind Contribution of Services	-	-	-	-	1,200	-	1,200

Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433

Payment of accounts payable and debt forgiveness by a related party on Company's behalf	-	-	-	-	14,267	-	14,267
					-
Net loss for the six months ended January 31, 2012	-	-	-	-	-	(15,930)	(15,930)

Balance, January 31, 2012	-	$-	100,000	$100	$24,400	$(31,523)	$(7,023)

See Accompanying Notes to
Condensed Unaudited Financial Statements

China Rongxin Chemical Holding Group, Inc.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Six Months Ended	For the Six Months Ended	July 30, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(15,930)	$(6,163)	$(31,523)
Adjustments to reconcile net loss to net cash used in operations
In-Kind Contribution	1,200	1,800	5,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,000)	-	(1,000)
Increase in accounts payable and accrued expenses	(7,842)	4,363	718
Net Cash Used In Operating Activities	(23,572)	-	(26,005)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	14,267		14,267
Increase in loan payable - related party	9,305	-	11,738
Net Cash Provided by Financing Activities	23,572	-	26,005

Net Increase in Cash

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Due to principal stockholder - loan forgiven $4,433.

See Accompanying Notes to
Condensed Unaudited Financial Statements

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
(f/k/a EUROPA ACQUISITION VI, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
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
AS OF JANUARY 31, 2012
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At  January 31, 2012 and July 31, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2012 and, 2011, there were no common share equivalents outstanding.

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
AS OF JANUARY 31, 2012
(UNAUDITED)

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
AS OF JANUARY 31, 2012
(UNAUDITED)

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
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 2            STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On  July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution

For the six months ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,200 (See Note 3).

For the year ended July 31, 2011, two (2) shareholders of the company contributed services having a fair value at $3,600 (See Note 3).

(C) Loans Forgiven by Principal Stockholder on Company’s behalf

As of January 31, 2012, a stockholder forgave loans of $4,433 and this was recorded by the Company as contributed capital (See Note 4)

(D) Expenses paid on Company’s’ behalf

During the six months ended January 31, 2012, the principal stockholder paid $14,267 of accounts payable on the Company’s behalf, which was recorded as a contribution of capital. (See Note 3)

NOTE 3            RELATED PARTY TRANSACTION

For the six months ended January 31, 2012, two (2) shareholders of the company contributed services having a fair value at $1,200 (See Note 2 (B )).

During the six months ended January 31, 2012, Europa Capital (a related party) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note (See Note 4).

During the year ended July 31, 2011, Europa Capital (a related party) paid $2,433 in legal expenses and filing fees on behalf of the Company.As of January 31, 2012, a stockholder forgave loans of $4,433 and this was recorded by the Company as contributed capital. (See Note 4)

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
(f/k/a EUROPA ACQUISITION VI, INC.)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

During the six months ended January 31, 2012, the principal stockholder paid $14,267 of accounts payable on the Company’s behalf, which was recorded as a contribution of capital. (See Note 2(D)).

During the six months ended January 31, 2012, the Company's CEO paid expenses of $4,680 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of January 31, 2012, $4,680 was due. (See Note 4).

During the six months ended January 31, 2012, a related party paid expenses of $2,625 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of January 31, 2012, $2,625 was due. (See Note 4).

On July 31, 2010, the Company issued 100,000 shares of common stock to its founders having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2(A)).

For the year ended July 31, 2011, two (2) shareholders of the company contributed services having a fair value at $3,600 (See Note 2(B)).

NOTE 4            LOAN PAYABLE – RELATED PARTY

During the six months ended January 31, 2012, Company’s CEO paid expenses of $4,680 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of January 31, 2012, $4,680 was due.(See Note 3).

During the six months ended January 31, 2012, Europa Capital (a related party) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. During the year ended July 31, 2011, Europa Capital (a related party) paid expenses of $2,433 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of July 31, 2011, $2,433 was due.  As of January 31, 2012, a stockholder forgave loans of $4,433 and this was recorded by the Company as contributed capital (See Note 2(C) ).

During the six months ended January 31, 2012, a related party paid expenses of $2,625 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of January 31, 2012, $2,625 was due. (See Note 3).

NOTE 5            GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations.  The Company has a net loss of $31,523 from inception and a working capital and stockholders’ deficiency of $7,023 at January 31, 2012, and used $26,005 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

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

On November 11, 2011 (the “Closing Date”), the Company entered into certain stock purchase agreement (the “Agreement”) by and among the Company, Peter Reichard and Peter Coker, each a former stockholder of the Company, and Yujin Wang pursuant to which Mr. Wang acquired all of the Company’s issued and outstanding shares of common stock immediately preceding the Closing Date in exchange for a cash payment of $25,000 by Mr. Wang to Messrs. Reichard and Coker (the “Transaction”).  Pursuant to the Agreement, Messrs. Reichard and Coker each transferred 60,000 and 40,000 shares, respectively, of the Company’s common stock to Mr. Wang.

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

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Change In Control Of Registrant

On November 11, 2011, Peter Reichard resigned from his positions as the Company’s President and Director of the Company and Yujin Wang was appointed the Company’s President, CEO, and sole Director.

Results of Operation

We have not had any operating income since inception.  For the six months ended January 31, 2012 and January 31, 2011 we incurred a net loss of $15,930 and $6,163. Since inception we have incurred a net loss of $31,523. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At January 31, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $31,523 from inception and a working capital and stockholders’ deficiency of $7,023 at January 31, 2012 and used $26,005 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Item 6.	Exhibits

(a)   Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

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

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.

Dated: March 14, 2012	By:	/s/Yujin Wang
Yujin Wang
President and Director (Principal Executive Officer and Principal Financial Officer)