Form 10-Q
period 2012-04-30
China Rongxin Chemical Holding Group, Inc.
filed 2012-06-14
CIK 1500365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 000-54215

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 2702, Building # 3 Machangjiaolu Hualixinhuashidai Jianghuanqu, Wuhan, Hubei, China
(Address of principal executive offices)	(Zip Code)

 (732) 409-1212
(Registrant’s telephone number, including area code)

EUROPA ACQUISITION VI, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 6, 2012, there were 100,000 shares, $0.001 par value per share, of common stock issued and outstanding.

Table of Contents

CHINA RONGXIN CHEMCIAL HOLDING GROUP, INC.
(f/k/a EUROPA ACQUISITION VI, INC.)

FORM 10-Q

April 30, 2012

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE		18

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$-	$8,560
Loans payable – related party	11,856	2,433
Total Liabilities	11,856	10,993
Stockholders’ Deficiency:
Preferred stock ($0.001 par value, 500,000,000 shares authorized, none shares issued and outstanding on April 30, 2012 and July 31, 2011)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 100,000 shares issued and outstanding on April 30, 2012 and July 31, 2011)	100	100
Additional paid in capital	24,400	4,500
Deficit accumulated during the development stage	(36,356)	(15,593)
Total Stockholders’ Deficiency	(11,856)	(10,993)
Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to condensed financial statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from July 30, 2010 (Inception) to
	2012	2011	2012	2011	April 30, 2012
Operating expenses:
Professional fees	$2,944	$4,006	$13,813	$7,718	$24,806
General and administrative	1,889	-	6,950	2,700	11,550
Total operating expenses	4,833	4,006	20,763	10,418	36,356

Other income (expense):
Interest expenses	-	-	-	-	-
Total other income (expense)	-	-	-	-	-

Loss from operations before income taxes	(4,833)	(4,006)	(20,763)	(10,418)	(36,356)
Provision for income taxes	-	-	-	-	-
Net loss	$(4,833)	$(4,006)	$(20,763)	$(10,418)	$(36,356)

Basic and diluted weighted average shares	100,000	100,000	100,000	100,000
Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.21)	$(0.10)

See accompanying notes to financial statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Period from July 30, 2010 (Inception) to April 30, 2012
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Share	Amount	Share	Amount	Capital	Stage	Deficiency
Common stock issued for services to founder ($0.01/share)	-	$-	100,000	$100	$900	$-	$1,000
Net loss for the one day period ending July 31, 2010	-	-	-	-	-	(2,250)	(2,250)
Balance, July 31, 2010	-	-	100,000	100	900	(2,250)	(1,250)
In kind of contribution of services	-	-	-	-	3,600	-	3,600
Net loss for the year ending July 31, 2011	-	-	-	-	-	(13,343)	(13,343)
Balance, July 31, 2011	-	-	100,000	100	4,500	(15,593)	(10,993)
In kind of contribution of services	-	-	-	-	1,200	-	1,200
Loans forgiven by principal stockholder	-	-	-	-	4,433	-	4,433
Payment of accounts payable and debt forgiveness by a related party on Company’s behalf	-	-	-	-	14,267	-	14,267
Net loss for the nine months ending April 30, 2012	-	-	-	-	-	(20,763)	(20,763)
Balance, April 30, 2012	-	$-	100,000	$100	$24,400	$(36,356)	$(11,856)

See accompanying notes to financial statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Nine Months Ended April 30,		For the Period from July 30, 2010 (Inception) to
	2012	2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,763)	$(10,418)	$(36,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
In kind of contribution of services	1,200	2,700	5,800
Changes in operating assets and liabilities:
Accounts payable	5,707	7,718	14,267
Net cash used in operating activities	(13,856)	-	(16,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable – related party	13,856	-	16,289
Net cash provided by financing activities	13,856	-	16,289
NET INCREASE IN CASH	-	-	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$-	$-
Income tax paid	$-	$-	$-
Account payable - repaid by former principal stockholders - deemed contribution of capital	$14,267	$-	$14,267
Loans payable - related party of former principal stockholder - forgiven by former principal stockholder	$4,433	$-	$4,433

See accompanying notes financial statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

On November 11, 2011 the Company, its shareholders and a purchaser entered into a Stock Purchase Agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement the existing stockholders sold all 100,000 shares of stock they held in the Company to the Purchaser for $25,000. The Company did not receive any proceeds from the transaction. However, control of the Company and its management changed to that of the purchaser. In accordance with the terms of the agreement the Company at the closing of the Purchase Agreement has no assets and liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2012 and July 31, 2011, the Company had no cash equivalents.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company has fully reserved its deferred tax asset as of April 30, 2012 and July 31, 2011, as Company management does not believe that the benefit of the deferred tax asset is more likely than not to be realized.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months periods ended April 31, 2012 and 2011. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have an impact on our consolidated financial statements.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2—LOANS PAYABLE – RELATED PARTY

During the nine months ended April 30, 2012, Company’s new CEO (post Purchase Agreement) paid expenses of $4,680 on behalf of the Company in exchange for a non-interest bearing note due on demand. As of April 30, 2012 the Company owed $4,680 on these advances.

During the nine months ended April 30, 2012, Europa Capital (a related party of the former controlling stockholders prior to the Purchase Agreement) paid expenses of $2,000 on behalf of the Company in exchange for a non-interest bearing note. During the year ended July 31, 2011, Europa Capital paid expenses of $2,433 on behalf of the Company in exchange for a non-interest bearing note. These advances were accounted for as non-interest bearing notes payable due upon demand. As of July 31, 2011 a total of $2,433 was due on these notes payable. As of April 30, 2012, Europa Capital forgave loans totaling $4,433 that was recorded by the Company as contributed capital.

During the nine months ended April 30, 2012, related parties of the stockholder (post Purchase Agreement) paid expenses of $7,176 on behalf of the Company in exchange for a non-interest bearing note. The note is due on demand and as of April 30, 2012 a total of $7,176 was due.

NOTE 3—STOCKHOLDERS’ DEFICIENCY

Stock Issued for Services

On July 30, 2010, the Company issued 100,000 shares of common stock to its founders (former controlling stockholders prior to the Purchase Agreement) having a fair value of $1,000 ($0.01/share) in exchange for services provided.

Loan Forgiven by Principal Stockholder on Company’s behalf

As of April 30, 2012, Europa Capital a related party of the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $4,433 that was recorded by the Company as contributed capital.

Expenses paid on Company’s’ behalf

During the nine months ended April 30, 2012, the former controlling stockholders (prior to the Purchase Agreement) assumed responsibility for  $14,267 of accounts payable on the Company’s behalf, which was recorded as an in kind contribution of capital.

In-Kind Contribution

During the nine months ended April 30, 2012 and the year ended July 31, 2011, two (2) shareholders (former controlling stockholders prior to the Purchase Agreement) of the Company contributed services having a fair value at $1,200 and $3,600, respectively.

CHINA RONGXIN HOLDING GROUP, INC.
(f/k/a Europa Acquisition VI, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4—GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $36,356 from inception and a working capital deficit and stockholders’ deficiency of $11,856 at April 30, 2012 and used $16,289 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On November 11, 2011 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Peter Reichard and Peter Coker, each a former stockholder of the Company, and Yujin Wang pursuant to which Mr. Wang acquired all of the Company’s issued and outstanding shares of common stock immediately preceding the Closing Date in exchange for a cash payment of $25,000 by Mr. Wang to Messrs. Reichard and Coker (the “Transaction”). Pursuant to the Agreement, Messrs. Reichard and Coker each transferred 60,000 and 40,000 shares, respectively, of the Company’s common stock to Mr. Wang.

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

Change In Control Of Registrant

On November 11, 2011 the Company, its shareholders and a purchaser entered into a Stock Purchase Agreement (the “Purchase Agreement”). In accordance with the Purchase Agreement the existing stockholders sold all 100,000 shares of stock they held in the Company to the Purchaser for $25,000. The Company did not receive any proceeds from the transaction. However, control of the Company and its management changed to that of the purchaser. In accordance with the terms of the agreement the Company at the closing of the Purchase Agreement has no assets and liabilities.

On November 11, 2011, Peter Reichard resigned from his positions as the Company’s President and Director of the Company and Yujin Wang was appointed the Company’s President, CEO, and sole Director.

Results of Operation

We have not had any operating income since inception. For the nine months ended April 30, 2012 and 2011 we incurred a net loss of $20,763 and $10,418, respectively. Since inception we have incurred a net loss of $36,356. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At April 30, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss of $36,356 from inception and a working capital deficit and stockholders’ deficiency of $11,856 at April 30, 2012 and used $16,289 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to provide the Company with additional loans as needed and is seeking a merger target to implement its strategic plans. Management feels these actions provide the opportunity for the Company to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”). The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have an impact on our consolidated financial statements.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,

●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●
any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●
any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

See “Note 1. Summary of Significant Accounting Policies and Organization” in “Item 1. Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that that there is a material weakness in internal control due to the fact that we do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Material Weakness

During the assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, our management identified a material weakness related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. We do not have accounting personnel with sufficient knowledge, experience and training in U.S. GAAP standards. This could result in us being unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review, and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP.

Remedial Measures

In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed with this report.

**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

+In accordance with SEC Release 3308238, Exhibit 32.1 is being furnished with this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RONGXIN CHEMICAL HOLDING GROUP, INC.

June 14, 2012	By:	/s/Yujin Wang
Yujin Wang President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)